Form 10-K
period 2005-12-31
PRINCIPAL LIFE INCOME FUNDINGS TRUST 2005-28
filed 2006-03-24
CIK 1321924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 333-110499-120
Principal Life Income Fundings Trust 2005-28
(by Principal Life Insurance Company as depositor)
(Exact name of registrant as specified in its charter)

Iowa	42-0127290
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Principal Life Income Fundings Trust 2005-28
c/o Principal Life Insurance Company, as depositor
711 High Street
Des Moines, Iowa 50392-0001
(515) 247-5111
(Address of principal executive offices)
Registrant’s telephone number, including area code: (515) 247-5111
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is currently no established public trading market for Registrant’s 4.50% Principal® Life CoreNotes® due 2011. As of December 31, 2005, there were less than 300 registered holders of the Notes.

“Principal®” is a registered service mark of Principal Financial Services, Inc. and is used under license.
“CoreNotes®” is a registered service mark of Merrill Lynch & Co., Inc.

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.
Item 13. Certain Relationships and Related Transactions.
None.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the Current Report(s) on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 2005-28 on June 29, 2005, and to the Current Report(s) on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 2005-28 on September 28, 2005, and to the Current Report(s) on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 2005-28 on December 27, 2005.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.
The Trust’s assets consist of a Funding Agreement issued by Principal Life Insurance Company (“Principal Life”) and a Guarantee issued by Principal Financial Group, Inc. (“PFG”) which fully and unconditionally guarantees the payment obligations of Principal Life under the Funding Agreement. PFG is subject to the informational requirements of the Securities Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”). You can read and copy any reports or other information PFG files at the SEC public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of PFG’s documents upon payment of a duplicating fee, by writing the SEC’s public reference room. You can obtain information regarding the public reference room by calling the SEC at 1-800-SEC-0330. PFG’s filings are available to the public from commercial document retrieval services or over the internet at http://www/sec/gov.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL LIFE INSURANCE COMPANY (Registrant)
Date: March 24, 2006	By:	/s/ Karen A. Pearston
		Name:	Karen A. Pearston
		Title:	Second Vice President and Counsel

EXHIBIT INDEX

Exhibit
Number	Description
Exhibit 31.1	Section 302 Certification.

Exhibit 99.1	Indenture Trustee Reports of the Trust – Incorporated herein by reference to Exhibit 99.1 to the Current Report(s) on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 2005-28 on June 29, 2005, and to the Current Report(s) on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 2005-28 on September 28, 2005, and to the Current Report(s) on Form 8-K filed by Principal Life Insurance Company on behalf of Principal Life Income Fundings Trust 2005-28 on December 27, 2005.

Exhibit 99.2	Annual Statement of Compliance by Citibank, N.A.

Exhibit 99.3	Report of Independent Registered Public Accounting Firm on Compliance.

5